Form 10QSB
period 2003-03-31
FORESIGHT SPECIALISTS INC
filed 2003-07-14
CIK 1140460

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to ______________

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

               8776 East Shea, Suite B3A323, Scottsdale, AZ 85260
                   ------------------------------------------
               (Address of principal executive office) (Zip Code)

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

Yes XX  No
   ----    ----

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of March 31, 2003 was 1,000,000.

                           Foresight Specialists, Inc.
                          (A DEVELOPMENT STAGE COMPANY)

                                TABLE OF CONTENTS


Part I Financial Information                                                Page

Item 1. Financial Statements:

        Condensed Balance Sheets
        March 31, 2003 (unaudited) and December 31, 2002 ..................... 3

        Unaudited Condensed Statements of Operations for the
        three months ended March 31, 2003 and 2002, and cummulative from inception on July 16,1998 through March 31, 2003 ................ 4

        Unaudited Condensed Statements of Cash Flows for the
        three months ended March 31, 2003 and 2002, and cummulative from inception on July 16, 1998 through March 31, 2003 ............... 5

        Statement of Changes in Stockholders' equity for the period from
        July 16,1998 to March 31, 2003 (unaudited) ........................... 6

        Notes to Financial Statements (unaudited) ............................ 7

Item 2. Plan of operation .................................................... 7

Part II Other Information

Item 1. Legal Proceedings .................................................... 7

Item 2. Changes in Securities ................................................ 7

Item 6. Exhibits and Reports on Form 8-K ..................................... 7

Signatures ................................................................... 7

                           Foresight Specialists, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS


                                                        March, 31 December 31,
                                                           2003        2002
                                                    ------------- ------------
                                                      (unaudited)
                                     ASSETS
                                    --------

 ASSETS                                              $          -   $        -
                                                    =============  ===========




                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ---------------------------------------------

CURRENT LIABILITIES

   Accounts payable, Officers                              16,735       15,575
                                                    ------------- ------------
   Total Current Liabilities                               16,735       15,575
                                                    ------------- ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)


Common stock, par value $.001, 25,000,000
  shares authorized, 1,000,000 issued and
  outstanding                                               1,000        1,000
  Paid in capital                                           1,800        1,800
  (Deficit) accumulated during the development stage      (19,535)     (18,375)
                                                    ------------- ------------

Total Stockholders' Equity (Deficit)                      (16,735)     (15,575)
                                                    ------------- ------------
                                                     $          -  $         -
                                                    ============= ============


   The accompanying notes are an integral part of these financial statements

                           Foresight Specialists, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               Cummulative
                                                                  from
                                                                 July 16,
                                                                   1998
                                         Three Months Ended    (Inception)
                                               March 31,            to
                                            2003       2002   March 31, 2003
                                       ---------- ---------- ---------------

REVENUES                                $       -  $       -  $            -
                                       ---------- ---------- ---------------


EXPENSES
   General and administrative               1,160      1,710          19,535
                                       ---------- ---------- ---------------
   Total expenses                           1,160      1,710          19,535
                                       ---------- ---------- ---------------
NET (LOSS)                              $  (1,160) $  (1,710) $      (19,535)
                                       ========== ========== ===============

NET (LOSS) PER SHARE                          *          *
                                       ========== ==========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING             1,000,000  1,000,000
                                       ========== ==========

*  less than $.01 per share


   The accompanying notes are an integral part of these financial statements

                           Foresight Specialists, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       Cummulative
                                                                           from
                                                                          July 16,
                                                                           1998
                                                  Three Months Ended   (Inception)
                                                       March 31,            to
                                                    2003       2002   March 31, 2003
                                                ---------- ---------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES

OPERATING ACTIVITIES
   Net (loss) from operations                    $  (1,160) $  (1,710) $     (19,535)
                                                ---------- ---------- --------------
NET CASH (USED BY) OPERATING ACTIVITIES             (1,160)    (1,710)       (19,535)
                                                ---------- ---------- --------------
FINANCING ACTIVITIES
   Shareholder advances                              1,160      1,710         16,735
   Proceeds from sale of common stock                                          2,800
                                                ---------- ---------- --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES            1,160      1,710         19,535
                                                ---------- ---------- --------------
NET INCREASE IN CASH                                     -          -              -

CASH, BEGINNING OF PERIOD                                                          -
                                                ---------- ---------- --------------
CASH, END OF PERIOD                              $       -  $       -    $         -
                                                ========== ========== ==============

      The accompanying notes are an integral part of these financial statements

                           Foresight Specialists, Inc.
                         ( a Development Stage Company)
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                 (Deficit)
                                                                                Accumulated
                                                                                During the
                                                     Common Stock      Pain-in  Development
                                                  Shares      Amount    Capital    Stage        Total
                                               ---------------------- ---------- ---------- ----------
Balances, at inception                                   -  $       -  $       -  $       -  $       -
July 16, 1998:
Proceeds from sale of common
  stock at $.01 per share                          200,000        200      1,800                 2,000
Proceeds from sale of common
  stock at par value $.001                         800,000        800                              800
  Net (loss) for the period                                                          (2,385)    (2,385)
                                               ----------- ---------- ---------- ---------- ----------

Balances, December 31, 1998                      1,000,000      1,000      1,800     (2,385)       415
  Net (loss) for the year                                                            (2,985)    (2,985)
                                               ----------- ---------- ---------- ---------- ----------

Balances, December 31, 1999                      1,000,000      1,000      1,800     (5,370)    (2,570)
  Net (loss) for the year                                                            (2,985)    (2,985)
                                               ----------- ---------- ---------- ---------- ----------

Balances, December 31, 2000                      1,000,000      1,000      1,800     (8,355)    (5,555)
  Net (loss) for the year                                                            (5,685)    (5,685)
                                               ----------- ---------- ---------- ---------- ----------

Balances, December 31, 2001                      1,000,000      1,000      1,800    (14,040)   (11,240)
  Net (loss) for the year                                                            (4,335)    (4,335)
                                               ----------- ---------- ---------- ---------- ----------

Balances, December 31, 2002                      1,000,000      1,000      1,800    (18,375)   (15,575)
(unaudited)
  Net (loss) for the quarter                                                         (1,160)    (1,160)
                                               ----------- ---------- ---------- ---------- ----------
Balances, March 31, 2003 (unaudited)             1,000,000  $   1,000  $   1,800  $ (19,535) $ (16,735)
                                               =========== ========== ========== ========== ==========

    The accompanying notes are an integral part of these financial statements

Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of March 31, 2003 and the results of its operations and cash flows for the three months ended March 31, 2003 and 2002 have been made. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended December 31, 2002.

ITEM 2. PLAN OF OPERATION

For the near term, the Company continues to seek merger and/or acquisition candidates. It has had no operations since inception and is financially dependent on its shareholders, who have financed its existence to date. Management of the Company believes that its shareholders will continue to provide the finances the Company requires, without the need to raise additional capital.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings
        None

Item 2. Changes in Securities
        None

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

     99.1 Certificate of CEO/CFO as Required by Rule 13a-14(a)/15d-14
     99.2 Certificate of CEO/CFO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
     99.3 CERTIFICATION  PURSUANT  TO 18 U.S.C.  1350,  AS ADOPTED  PURSUANT  TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
     99.4 CERTIFICATION  PURSUANT  TO 18 U.S.C.  1350,  AS ADOPTED  PURSUANT  TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     (b) Reports on Form 8-K
         None

SIGNATURE

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereto duly authorized.


Foresight Specialists, Inc.
(Registrant)

Date:  July 11, 2003

By:/s/Kevin Ericksteen
----------------------
      Kevin Ericksteen
      President and Director

                                  EXHIBIT 99.1
                                  CERTIFICATION

I, Kevin Ericksteen, certify that:

1.  I  have  reviewed  this  quarterly   report  on  Form  10-QSB  of  Foresight
Specialists, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 11, 2003
/s/ Kevin Ericksteen
------------------------
By: Kevin Ericksteen, CEO

                                  EXHIBIT 99.2
                                  CERTIFICATION

I, Kevin Ericksteen, certify that:

1.  I  have  reviewed  this  quarterly   report  on  Form  10-QSB  of  Foresight
Specialists, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 11, 2003
/s/ Kevin Ericksteen
-------------------------
By: Kevin Ericksteen, CFO

                                  EXHIBIT 99.3
                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Foresight Specialists, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin Ericksteen, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                                   /s/ Kevin Ericksteen
                                                   -------------------------
Date: July 11, 2003                                    Kevin Ericksteen
                                                       Chief Financial Officer

                                  EXHIBIT 99.4
                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Foresight Specialists, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin Ericksteen, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                                   /s/ Kevin Ericksteen
                                                   --------------------------
Date: July 11, 2003                                    Kevin Ericksteen
                                                       Chief Executive Officer