Form 10QSB
period 2001-09-30
FORESIGHT SPECIALISTS INC
filed 2003-11-07
CIK 1140460

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001

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
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

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

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of September 30, 2001 was 1,000,000.

                           FORESIGHT SPECIALISTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                TABLE OF CONTENTS


Part I Financial Information                                                Page

Item 1. Financial Statements:

        Condensed Balance Sheets
        September 30, 2001 (unaudited) and December 31, 2000 ................. 3

        Unaudited Condensed Statements of Operations for the
        three and nine months ended , 2001 and 2000, and cumulative from inception on July 16, 1998 through September 30, 2001............ 4

        Unaudited Condensed Statements of Cash Flows for the
        three and nine months ended September 30, 2001 and 2000, and cumulative from inception on July 16,1998 through
        September 30, 2001 ................................................... 5

        Statement of Changes in Stockholders' equity for the period from
        July 16, 1998 to September 30, 2001 (unaudited) ...................... 6

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


Part II Other Information

Item 1. Legal Proceedings .................................................... 7

Item 2. Changes in Securities ................................................ 7

Item 6. Exhibits and Reports on Form 8-K ..................................... 7

Signatures ................................................................... 8

Part I Financial Information

Item 1. Financial Statements


                           FORESIGHT SPECIALISTS, INC.
                         ( a Development Stage Company)
                            CONDENSED BALANCE SHEETS






                                               September 30,   December 31,
                                                    2001           2000
                                               -------------- --------------
                                                (unaudited)

                                     ASSETS
                                   ---------


TOTAL ASSETS                                    $           -  $           -
                                               ============== ==============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 -----------------------------------------------

CURRENT LIABILITIES
     Shareholder advances                       $      10,165  $       5,555
                                               -------------- --------------

         Total Current Liabilities                     10,165          5,555
                                               -------------- --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

     Common stock, par value $.001, 25,000,000
         shares authorized, 1,000,000 issued
         and outstanding                                1,000          1,000
     Paid-in capital                                    1,800          1,800
    (Deficit) accumulated during the
         development stage                            (12,965)        (8,355)
                                               -------------- --------------

         Total Stockholders' Equity (Deficit)         (10,165)        (5,555)
                                               -------------- --------------


                                                $           -  $           -
                                               ============== ==============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                           FORESIGHT SPECIALISTS, INC.
                         ( a Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                         Cumulative
                                                                                            from
                                                                                          July 16,
                                     Three Months Ended          Nine Months Ended          1998
                                        September 30,               September 30,       (Inception)
                                  ------------------------- -------------------------        to
                                        2001        2000         2001          2000  September 30, 2001
                                  ------------ ------------ ------------ ------------ ----------------
REVENUES                           $         -  $         -  $         -  $         -  $             -

EXPENSES:
  General and administrative             1,075        1,350        4,610        2,310           12,965
                                  ------------ ------------ ------------ ------------ ----------------

       Total Expenses                    1,075        1,350        4,610        2,310           12,965
                                  ------------ ------------ ------------ ------------ ----------------

NET (LOSS)                         $    (1,075) $    (1,350) $    (4,610) $    (2,310) $       (12,965)
                                  ============ ============ ============ ============ ================

NET (LOSS) PER COMMON SHARE-Basic        *            *            *            *
                                  ============ ============ ============ ============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING         1,000,000    1,000,000    1,000,000    1,000,000
                                  ============ ============ ============ ============

* Less than $.01 per share

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                           FORESIGHT SPECIALISTS, INC.
                         ( a Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           Cumulative
                                                                              from
                                                                             July 16,
                                                   Nine Months Ended           1998
                                                       September 30,        (Inception)
                                               -------------------------        to
                                                    2001         2000    September 30, 2001
                                               ------------ ------------ ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) from operations                    $    (3,535) $    (1,635)  $        (12,965)
    Adjustments to reconcile net (loss) to net
       cash used by operating activities:
            Changes in:
                  Shareholder advances                3,535        1,635             10,165
                                               ------------ ------------ ------------------

       Net Cash (Used) by Operating Activities            -            -             (2,800)
                                               ------------ ------------ ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock                                                  2,800
                                               ------------ ------------ ------------------

       Net Cash From Financing Activities                 -            -              2,800
                                               ------------ ------------ ------------------
NET INCREASE IN CASH                                      -            -                  -

CASH, beginning of period                                 -            -                  -
                                               ------------ ------------ ------------------

CASH, end of period                             $         -  $         -   $              -
                                               ============ ============ ==================



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                           FORESIGHT SPECIALISTS, INC.
                         ( a Development Stage Company)
        CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                    (Deficit)
                                                                                   Accumulated
                                                   Common Stock                     During the
                                            -------------------------    Paid-in   Development
                                                Shares       Amount      Capital       Stage          Total
                                            ------------ ------------ ------------ ------------ ------------
(audited)
Balances, at inception                                 -  $         -  $         -  $         -  $         -
Proceeds from sale of common
  stock at $.001 per share                       200,000          200        1,800                     2,000
Proceeds from sale of common
  stock  At $.001 per share                      800,000          800                                    800
  Net (loss) for the period                                                              (2,385)      (2,385)
                                            ------------ ------------ ------------ ------------ ------------

Balances, December 31, 1998                    1,000,000        1,000        1,800       (2,385)         415
  Net (loss) for the year                                                                (2,985)      (2,985)
                                            ------------ ------------ ------------ ------------ ------------

Balances, December 31, 1999                    1,000,000        1,000        1,800       (5,370)      (2,570)
  Net (loss) for the year                                                                (2,985)      (2,985)
                                            ------------ ------------ ------------ ------------ ------------

Balances, December 31, 2000                    1,000,000        1,000        1,800       (8,355)      (5,555)
(unaudited)
  Net (loss) for the three months
   ended March 31 2001                                                                     (960)        (960)
                                            ------------ ------------ ------------ ------------ ------------

Balances, March 30, 2001 (unaudited)           1,000,000        1,000        1,800       (9,315)      (6,515)
  Net (loss) for the three months
   ended June 30, 2001                                                                   (2,575)      (2,575)
                                            ------------ ------------ ------------ ------------ ------------

Balances, June 30, 2001 (unaudited)            1,000,000        1,000        1,800      (11,890)      (9,090)
  Net (loss) for the three months
   ended September 30, 2001                                                              (1,075)      (1,075)
                                            ------------ ------------ ------------ ------------ ------------

Balances, September 30, 2001 (unaudited)       1,000,000  $     1,000  $     1,800  $   (12,965) $   (10,165)
                                            ============ ============ ============ ============ ============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of September 30, 2001 and the results of its operations and cash flows for the three and nine months ended September 30, 2001 and 2000 have been made. Operating results for the three months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

These condensed financial statements should be read in conjunction with the financial Statements and notes thereto contained in the Company's Form 10-KSB for the year ended December 31, 2000.


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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
        None

Item 2. Changes in Securities
        None

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

     31.1 Certificate of CEO/CFO as Required by Rule 13a-14(a)/15d-14
     31.2 Certificate of CEO/CFO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
     32.1 CERTIFICATION  PURSUANT  TO 18 U.S.C.  1350,  AS ADOPTED  PURSUANT  TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2001
     32.2 CERTIFICATION  PURSUANT  TO 18 U.S.C.  1350,  AS ADOPTED  PURSUANT  TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2001

     (b) Reports on Form 8-K
         None

SIGNATURE

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereto duly authorized.


FORESIGHT SPECIALISTS, INC.
(Registrant)

Date:  October 22, 2003

By:/s/Kevin Ericksteen
----------------------------
Kevin Ericksteen
President and Director

                                  EXHIBIT 31.1
                                  CERTIFICATION

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

Date: October 22, 2003
/s/ Kevin Ericksteen
------------------------
By: Kevin Ericksteen, CEO

                                  EXHIBIT 31.2
                                  CERTIFICATION

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

Date: October 22, 2003
/s/ Kevin Ericksteen
-------------------------
By: Kevin Ericksteen, CFO

                                  EXHIBIT 32.1
                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2001


In connection with the Quarterly Report of FORESIGHT SPECIALISTS, INC. (the "Company") on Form 10-QSB for the period ended September 30, 2001, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin Ericksteen, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2001, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                                  /s/ Kevin Ericksteen
                                                  ---------------------------
Date: October 22, 2003                                Kevin Ericksteen
                                                      Chief Financial Officer

                                  EXHIBIT 32.2
                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2001


In connection with the Quarterly Report of FORESIGHT SPECIALISTS, INC. (the "Company") on Form 10-QSB for the period ended September 30, 2001, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin Ericksteen, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2001, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                                   /s/ Kevin Ericksteen
                                                   --------------------------
Date: October 22, 2003                                 Kevin Ericksteen
                                                       Chief Executive Officer