Form 10QSB
period 2002-09-30
FORESIGHT SPECIALISTS INC
filed 2003-11-18
CIK 1140460

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002

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

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of September 30, 2002 was 1,000,000.

                           FORESIGHT SPECIALISTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                TABLE OF CONTENTS


Part I Financial Information                                                Page

Item 1. Financial Statements:

        Condensed Balance Sheets
        September 30, 2002 (unaudited) and December 31, 2000 ................. 3

        Unaudited Condensed Statements of Operations for the
        three and nine months ended , 2002 and 2001, and cumulative from inception on July 16, 1998 through September 30, 2002............ 4

        Unaudited Condensed Statements of Cash Flows for the
        three and nine months ended September 30, 2002 and 2001, and cumulative from inception on July 16,1998 through September 30, 2002 ............ 5

        Statement of Changes in Stockholders' equity for the period from
        July 16, 1998 to September 30, 2002 (unaudited) ...................... 6

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


                                               September 30,   December 31,
                                                    2002           2001
                                               -------------- --------------
                                                 (unaudited)
                                     ASSETS
                                  ------------


 ASSETS                                         $           -  $           -
                                               ============== ==============




                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES

       Shareholder advances                     $      14,700  $      11,240
                                               -------------- --------------

       Total Current Liabilities                       14,700         11,240
                                               -------------- --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)


Common stock, par value $.001, 25,000,000
  shares authorized,1,000,000 issued and
  outstanding                                           1,000          1,000
    Paid-in capital                                     1,800          1,800
     (Deficit) accumulated during the
      development stage                               (17,500)       (14,040)
                                               -------------- --------------

Total Stockholders' Equity (Deficit)                  (14,700)       (11,240)
                                               -------------- --------------

                                                $           -  $           -
                                               ============== ==============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                           FORESIGHT SPECIALISTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                         Cumulative
                                                                                            from
                                                                                          July 16,
                                     Three Months Ended          Nine Months Ended          1998
                                        September 30,            September 30,          (Inception)
                                  ------------------------- -------------------------        to
                                        2002        2001         2002          2001  September 30, 2002
                                  ------------ ------------ ------------ ------------ ----------------
REVENUES                           $         -  $         -  $         -  $         -  $             -
                                  ------------ ------------ ------------ ------------ ----------------
EXPENSES
   General and administrative              875        1,075        3,460        4,610           17,500
                                  ------------ ------------ ------------ ------------ ----------------

   Total expenses                          875        1,075        3,460        4,610           17,500
                                  ------------ ------------ ------------ ------------ ----------------

NET (LOSS)                         $      (875) $    (1,075) $    (3,460) $    (4,610) $       (17,500)
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
                                  ============ ============ ============ ============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                           FORESIGHT SPECIALISTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           Cumulative
                                                                              from
                                                                             July 16,
                                                   Nine Months Ended           1998
                                                       September 30,        (Inception)
                                               -------------------------        to
                                                    2002         2001    September 30, 2002
                                               ------------ ------------ ------------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net ( loss)                                   $    (3,460) $    (4,610) $         (17,500)
                                               ------------ ------------ ------------------

      Net Cash (Used) by Operating Activities        (3,460)      (4,610)           (17,500)
                                               ------------ ------------ ------------------

FINANCING ACTIVITIES
      Shareholder advances                            3,460        4,610             14,700
      Proceeds from sale of common stock                                              2,800
                                               ------------ ------------ ------------------

                                               ------------ ------------ ------------------
      Net Cash Provided by Financing Activities       3,460        4,610             17,500
                                               ------------ ------------ ------------------

NET (DECREASE) IN CASH                                    -            -                  -

CASH AT BEGINNING OF PERIOD,                              -            -                  -
                                               ------------ ------------ ------------------

CASH AT END OF PERIOD                           $         -  $         -  $               -
                                               ============ ============ ==================

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                           FORESIGHT SPECIALISTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                    (Deficit)
                                                                                   Accumulated
                                                   Common Stock                     During the
                                            -------------------------    Paid-in   Development
                                                Shares       Amount      Capital       Stage          Total
                                            ------------ ------------ ------------ ------------ ------------
Balances, at inception                                 -   $        -  $         -  $         -  $         -
July 16, 1998:
Proceeds from sale of common
  stock at $.01 per share                        200,000          200        1,800                     2,000
Proceeds from sale of common
   stock at par value $.001                      800,000          800                                    800
  Net (loss) for the period                                                              (2,385)      (2,385)
                                            ------------ ------------ ------------ ------------ ------------

Balances, December 31, 1998                    1,000,000        1,000        1,800       (2,385)         415
   Net (loss) for the year                                                               (2,985)      (2,985)
                                            ------------ ------------ ------------ ------------ ------------

Balances, December 31, 1999                    1,000,000        1,000        1,800       (5,370)      (2,570)
  Net (loss) for the year                                                                (2,985)      (2,985)
                                            ------------ ------------ ------------ ------------ ------------

Balances, December 31, 2000                    1,000,000        1,000        1,800       (8,355)      (5,555)
  Net (loss) for the year                                                                (5,685)      (5,685)
                                            ------------ ------------ ------------ ------------ ------------

Balances, December 31, 2001                    1,000,000        1,000        1,800      (14,040)     (11,240)
(unaudited)
  Net (loss) for the nine months                                                         (3,460)      (3,460)
                                            ------------ ------------ ------------ ------------ ------------

Balances, September 30, 2002 (unaduited)       1,000,000  $     1,000  $     1,800  $   (17,500) $   (14,700)
                                            ============ ============ ============ ============ ============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of September 30, 2002 and the results of its operations and cash flows for the three and nine months ended September 30, 2002 and 2001 have been made. Operating results for the three months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

Date: October 22, 2003
/s/ Kevin Ericksteen
-------------------------
By: Kevin Ericksteen, CFO

                                  EXHIBIT 32.1
                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of FORESIGHT SPECIALISTS, INC. (the "Company") on Form 10-QSB for the period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin Ericksteen, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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


                                                  /s/ Kevin Ericksteen
                                                  ---------------------------
Date: October 22, 2003                                Kevin Ericksteen
                                                      Chief Financial Officer

                                  EXHIBIT 32.2
                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of FORESIGHT SPECIALISTS, INC. (the "Company") on Form 10-QSB for the period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin Ericksteen, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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