Form 10QSB
period 2003-09-30
FORESIGHT SPECIALISTS INC
filed 2003-12-09
CIK 1140460

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003

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

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of September 30, 2003 was 1,000,000.

                           FORESIGHT SPECIALISTS, INC

                          (A DEVELOPMENT STAGE COMPANY)


                                TABLE OF CONTENTS


Part I Financial Information                                                Page

Item 1. Financial Statements:

        Condensed Balance Sheets
        September 30, 2003 (unaudited) and December 31, 2002 ................. 3

        Unaudited Condensed Statements of Operations for the
        three and nine months ended September 30, 2003, and 2002,
        and cummulative from inception on July 16,1998 through
        September 30, 2003 ................................................... 4

        Unaudited Condensed Statements of Cash Flows for the
        nine months ended September 30, 2003, and 2002, and cummulative from inception on July 16,1998 through September 30, 2003 ............ 5

        Statement of Changes in Stockholders' equity for the period from
        July 16,1998  to September 30,, 2003 (unaudited) ..................... 6

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

Item 1. Legal Proceedings .................................................... 7

Item 2. Changes in Securities ................................................ 7

Item 6. Exhibits and Reports on Form 8-K ..................................... 7

Signatures ................................................................... 8

Part I Financial Information

Item 1. Financial Statements


                           FORESIGHT SPECIALISTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS


                                               September 30,   December 31,
                                                    2003           2002
                                               -------------- --------------
                                                (unaudited)
                                     ASSETS
                                  ------------

  ASSETS                                        $           -  $           -
                                               ============== ==============




                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES

    Shareholder advances                        $      18,895  $      15,575
                                               -------------- --------------

    Total Current Liabilities                          18,895         15,575
                                               -------------- --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)


Common stock, par value $.001, 25,000,000
  shares authorized,1,000,000 issued and
  outstanding                                           1,000          1,000
    Paid-in capital                                     1,800          1,800
     (Deficit) accumulated during the
        development stage                             (21,695)       (18,375)
                                               -------------- --------------


Total Stockholders' Equity (Deficit)                  (18,895)       (15,575)
                                               -------------- --------------

                                                $           -  $           -
                                               ============== ==============



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                           FORESIGHT SPECIALISTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                         Cumulative
                                                                                            from
                                                                                          July 16,
                                     Three Months Ended        Nine Months Ended            1998
                                        September 30,            September 30,          (Inception)
                                  ------------------------- -------------------------        to
                                        2003        2002         2003          2002  September 30, 2003
                                  ------------ ------------ ------------ ------------ ----------------
REVENUES                           $         -  $         -  $         -  $         -   $            -
                                  ------------ ------------ ------------ ------------ ----------------

EXPENSES
    General and administrative           1,285          875        3,320        3,460           21,695
                                  ------------ ------------ ------------ ------------ ----------------
    Total expenses                       1,285          875        3,320        3,460           21,695
                                  ------------ ------------ ------------ ------------ ----------------
NET (LOSS)                         $    (1,285) $      (875) $    (3,320) $    (3,460)  $      (21,695)
                                  ============ ============ ============ ============ ================
NET (LOSS) PER SHARE                      *            *             *           *
                                  ============ ============ ============ ============
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING          1,000,000    1,000,000    1,000,000    1,000,000
                                  ============ ============ ============ ============
*  less than $.01 per share


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                           FORESIGHT SPECIALISTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           Cumulative
                                                                              from
                                                                             July 16,
                                                   Nine Months Ended           1998
                                                       September 30,        (Inception)
                                               -------------------------        to
                                                    2003         2002    September 30, 2003
                                               ------------ ------------ ------------------
CASH FLOWS FROM OPERATING ACTIVITIES

    Net ( loss)                                 $    (3,320) $    (3,460)  $        (21,695)
                                               ------------ ------------ ------------------
      Net Cash (Used) by Operating Activities        (3,320)      (3,460)           (21,695)
                                               ------------ ------------ ------------------
FINANCING ACTIVITIES
    Shareholder advances                              3,320        3,460             18,895
    Proceeds from sale of common stock                                                2,800
                                               ------------ ------------ ------------------
                                               ------------ ------------ ------------------
      Net Cash Provided by Financing Activities       3,320        3,460             21,695
                                               ------------ ------------ ------------------
NET (DECREASE) IN CASH                                    -            -                  -

CASH AT BEGINNING OF PERIOD,                              -            -                  -
                                               ------------ ------------ ------------------
CASH AT END OF PERIOD                           $         -  $         -   $              -
                                               ============ ============ ==================

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                           FORESIGHT SPECIALISTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                    (Deficit)
                                                                                   Accumulated
                                                   Common Stock                     During the
                                            -------------------------    Paid-in   Development
                                                Shares       Amount      Capital       Stage          Total
                                            ------------ ------------ ------------ ------------ ------------
Balances, at inception                                 -   $        -  $         -  $         -  $         -
July 16, 1998:
Proceeds from sale of common
  stock at $.01 per share                        200,000          200        1,800                     2,000
Proceeds from sale of common
   stock at par value $.001                      800,000          800                                    800
  Net (loss) for the period                                                              (2,385)      (2,385)
                                            ------------ ------------ ------------ ------------ ------------

Balances, December 31, 1998                    1,000,000        1,000        1,800       (2,385)         415
   Net (loss) for the year                                                               (2,985)      (2,985)
                                            ------------ ------------ ------------ ------------ ------------

Balances, December 31, 1999                    1,000,000        1,000        1,800       (5,370)      (2,570)
  Net (loss) for the year                                                                (2,985)      (2,985)
                                            ------------ ------------ ------------ ------------ ------------

Balances, December 31, 2000                    1,000,000        1,000        1,800       (8,355)      (5,555)
  Net (loss) for the year                                                                (5,685)      (5,685)
                                            ------------ ------------ ------------ ------------ ------------

Balances, December 31, 2001                    1,000,000        1,000        1,800      (14,040)     (11,240)
  Net (loss) for the nine months                                                         (4,335)      (4,335)
                                            ------------ ------------ ------------ ------------ ------------
Balances, December 31, 2002                    1,000,000        1,000        1,800      (18,375)     (15,575)
(Unaudited)
  Net (loss) for the nine months                                                         (3,320)      (3,320)
                                            ------------ ------------ ------------ ------------ ------------
Balances, September 30, 2003 (unaduited)       1,000,000  $     1,000  $     1,800  $   (21,695) $   (18,895)
                                            ============ ============ ============ ============ ============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of September 30, 2003 and the results of its operations and cash flows for the three and none months ended September 30, 2003 and 2002 have been made. Operating results for the three months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended December 31, 2002.


ITEM 2. PLAN OF OPERATION

For the near term, the Company continues to seek merger and/or acquisition candidates. It has had no operations since inception and is financially dependent on its shareholders, and unrelated parties who have financed its existence to date. Management of the Company believes that its shareholders and unrelated parties will continue to provide the finances the Company requires until it can raise additional capital with which to pursue ventures similar to the ones it has previously sought.


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

Date: December 04, 2003

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

Date: December 04, 2003
/s/ Kevin Ericksteen
------------------------
By: Kevin Ericksteen, CEO

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

Date: December 04, 2003
/s/ Kevin Ericksteen
-------------------------
By: Kevin Ericksteen, CFO

                                  EXHIBIT 32.1
                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of FORESIGHT SPECIALISTS, INC. (the "Company") on Form 10-QSB for the period ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin Ericksteen, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                                  /s/ Kevin Ericksteen
                                                  ---------------------------
Date: December 04, 2003                               Kevin Ericksteen
                                                      Chief Financial Officer

                                  EXHIBIT 32.2
                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of FORESIGHT SPECIALISTS, INC. (the "Company") on Form 10-QSB for the period ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin Ericksteen, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                                   /s/ Kevin Ericksteen
                                                   --------------------------
Date: December 04, 2003                                Kevin Ericksteen
                                                       Chief Executive Officer