Form 10KSB
period 2003-12-31
FORESIGHT SPECIALISTS INC
filed 2004-03-18
CIK 1140460

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

        [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003


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

As of December 31, 2003, we had 1,000,000 shares of our $0.001 par value common stock issued and outstanding. As there is no public trading market for our securities, we are unable to determine the aggregate market value of the common stock, our only class of voting stock, held by nonaffiliates.

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
ITEM 8  CHANGES IN &  DISAGREEMENTS  WITH  ACCOUNTANTS ON ACCOUNTING &
        FINANCIAL DISCLOSURE ................................................ 13

Part II

ITEM 9  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS & CONTROL PERSONS,
        COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT ................... 14
                The Directors and Officers of the Company ................... 14
                Compliance with Section 16(a) of the Exchange Act ........... 14
ITEM 10 EXECUTIVE COMPENSATION .............................................. 14
ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT ........ 14
                Security Ownership of Beneficial Owners ..................... 15
                Security Ownership of Management ............................ 15
ITEM 12 CERTAIN RELATIONSHIPS & RELATED TRANSACTIONS ........................ 15
ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K .................................... 15
                Exhibits .................................................... 15
                Reports on Form 8-K ......................................... 15
SIGNATURES .................................................................. 16

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

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY & RELATED STOCKHOLDER MATTERS

                                     Market

To the knowledge of current management, there is no public trading market for the Company's common stock

                                     Holders

At December 31, 2003, there were approximately 37 holders of record of the Company's common stock.

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

NOTES TO FINANCIAL STATEMENTS ........................................ F-6 - F-8

To the Board of Directors and Stockholders
Foresight Specialists, Inc.
Kamloops, B.C. Canada

We have audited the accompanying balance sheet of Foresight Specialists, Inc. (a Nevada development stage company) as of December 31, 2003, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two year period ended December 31, 2003, and for the period from July 16, 1998 (inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Foresight Specialists, Inc., as of December 31, 2003, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2003, and for the period from July 16, 1998 (inception) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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


Braverman & Company, P.C.
Prescott, Arizona
March 3, 2004


                           Foresight Specialists, Inc.
                         ( a Development Stage Company)
                                  BALANCE SHEET
                                December 31, 2003





                                     ASSETS
                                     ------

 CURRENT ASSETS                                            $           -
                                                          --------------

                                                           $           -
                                                          ==============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------


CURRENT LIABILITIES

   Accounts payable, officers/shareholders                 $      19,933
                                                          --------------

       Total Current Liabilities                                  19,933
                                                          --------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, par value $.001, 25,000,000 shares
     authorized, 1,000,000 issued and outstanding                  1,000
   Paid-in capital                                                 1,800
   (Deficit) accumulated during the development stage            (22,733)
                                                          --------------

       Total Stockholders' Equity (Deficit)                      (19,933)
                                                          --------------

                                                           $           -
                                                          ==============




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                           Foresight Specialists, Inc.
                         ( a Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                   Cumulative
                                                                  from July 16
                                                                      1998
                                                                   (Inception)
                                                                        to
                                     Years Ended  December 31,     December 31,
                                   ----------------------------- --------------
                                          2003           2002           2003
                                   -------------- -------------- --------------
REVENUE                             $           -  $           -  $           -
                                   -------------- -------------- --------------

EXPENSES
   General and adminstrative                4,358          4,335         22,733
                                   -------------- -------------- --------------

   TOTAL EXPENSES                           4,358          4,335         22,733
                                   -------------- -------------- --------------
NET (LOSS)                          $      (4,358) $      (4,335) $     (22,733)
                                   ============== ============== ==============

NET (LOSS) PER COMMON SHARE-BASIC   $         *    $         *
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
                                   ============== ==============

* Less than $(.01) per share


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                           Foresight Specialists, Inc.
                         ( a Development Stage Company)
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                   (Deficit)
                                                                                  Accumulated
                                               Common Stock                        During the
                                    -----------------------------    Paid-in      Development
                                         Shares        Amount        Capital         Stage         Total
                                    -------------- -------------- -------------- -------------- --------------
Balances, at inception                           -  $           -  $           -  $           -  $           -
Proceeds from sale of common
   stock at $.01 per share                 200,000            200          1,800                         2,000
Proceeds from sale of common
   stock at par value $.001                800,000            800                                          800
   Net (loss) for the period                                                             (2,385)        (2,385)
                                    -------------- -------------- -------------- -------------- --------------

Balances, December 31, 1998              1,000,000          1,000          1,800         (2,385)           415
   Net (loss) for the year                                                               (2,985)        (2,985)
                                    -------------- -------------- -------------- -------------- --------------

Balances, December 31, 1999              1,000,000          1,000          1,800         (5,370)        (2,570)
   Net (loss) for the year                                                               (2,985)        (2,985)
                                    -------------- -------------- -------------- -------------- --------------

Balances, December 31, 2000              1,000,000          1,000          1,800         (8,355)        (5,555)
   Net (loss) for the year                                                               (5,685)        (5,685)
                                    -------------- -------------- -------------- -------------- --------------

Balances, December 31, 2001              1,000,000          1,000          1,800        (14,040)       (11,240)
   Net (loss) for the year                                                               (4,335)        (4,335)
                                    -------------- -------------- -------------- -------------- --------------

Balances, December 31, 2002              1,000,000          1,000          1,800        (18,375)       (15,575)
   Net (loss) for the year                                                               (4,358)        (4,358)
                                    -------------- -------------- -------------- -------------- --------------

Balances, December 31, 2003              1,000,000  $       1,000  $       1,800  $     (22,733) $     (19,933)
                                    ============== ============== ============== ============== ==============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                           Foresight Specialists, Inc.
                         ( a Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                           Cumulative
                                                                                          from July 16,
                                                                                              1998
                                                                                            Inception
                                                             Years Ended December 31,          to
                                                           -----------------------------   December 31,
                                                                 2003           2002           2003
                                                           -------------- -------------- --------------
OPERATING ACTIVITIES
   Net (loss) from operations                               $      (4,358) $      (4,335) $     (22,733)
                                                           -------------- -------------- --------------

       NET CASH (USED BY) OPERATING ACTIVITIES                     (4,358)        (4,335)       (22,733)
                                                           -------------- -------------- --------------

FINANCING ACTIVITIES
   Shareholder advances                                             4,358          4,335         19,933
   Proceeds from sale of common stock                                                  -          2,800
                                                           -------------- -------------- --------------

       NET CASH PROVIDED BY FINANCING ACTIVITIES                    4,358          4,335         22,733
                                                           -------------- -------------- --------------

       NET INCREASE IN CASH                                             -              -              -
                                                           -------------- -------------- --------------

       CASH, BEGINNING OF PERIOD                                        -              -              -
                                                           -------------- -------------- --------------

       CASH, END OF PERIOD                                  $           -  $           -  $           -
                                                           ============== ============== ==============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                           Foresight Specialists, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History

Foresight Specialists, Inc. Corporation (the Company), is in the development stage as defined in Financial Accounting Standards Board Statement No. 7. It is a Nevada corporation, formed July 16, 1998. Since inception it has had no operations and is a reporting company having filed a Form 10-SB which became effective. The Company's year-end is December 31.

Going Concern

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

Income Taxes

Income taxes in are provided for using the liability method of accounting. A deferred tax asset or liability is recorded for all temporary difference between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to more likely than not be realized in future tax returns. Tax law and rate changes are reflected in income in the period such changes are enacted.

Earnings (loss) Per Common Share

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


Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.
                                      F-6

NOTE 2 - OPERATING EXPENSES

Operating expenses since inception include amounts incurred by the Company for management services, incorporation and annual charter fees, office expenses, filing fees, resident agent and auditing and review services at the lower of cost or fair value. Since the Company has never maintained a bank account, all such expenses incurred to date have been paid by the principal shareholder, less the proceeds received from the sale of the 1,000,000 shares of the Company's common stock of $2,800. As of December 31, 2003, the accumulated amount of such expenses owed to shareholder, net of the proceeds of common stock was $19,933.

NOTE 3 - INCOME TAXES

There was no current federal tax provision or benefit for any period since inception, nor were there any recorded deferred income tax assets as such amounts were completely offset by valuation allowances. All expenses incurred to date are considered start-up costs for income tax purposes, and will become deductible once the Company's business commences. Such costs are subject to amortization over a 5 year period, unless permanently capitalized. Therefore, the Company has no net operating loss carryovers for income tax purposes.

The following is an analysis of deferred tax assets for as of December 31, 2002 and 2003.

                                            Deferred     Valuation
                                            Tax Assets   Allowance   Balance
                                            ----------   ---------   --------
Deferred tax assets at December 31, 2002    $    3,675     (3,675)   $    -0-
Additions for 2003                                 868       (868)        -0-
                                            ----------   ---------   ---------
Deferred tax assets at December 31, 2003    $    4,543   $ (4,543)   $    -0-
                                            ==========   =========   ========

The following is reconciliation from the expected statutory federal income tax provision to the Company's actual income tax (benefit) for the years ended December 31:

                                                                2003     2002
                                                             --------  --------
Expected income tax (benefit) at federal statutory tax rate  $ ( 868)  $ ( 867)
Valuation allowance                                              868       867

Actual income tax (benefit)                                  $    -0-  $    -0-
                                                             ========  ========


NOTE 4 -  COMMITMENTS AND CONTINGENCIES

No income tax returns have been filed since inception, nor is there any income tax liability associated with such returns.

NOTE  5 - THE EFFECT OF RECENTLY ISSUED ACCOUNTING  STANDARDS

Below is a listing of the most recent accounting standards and their effect on the Company.
                                      F-7

SFAS 148 Accounting for Stock-Based Compensation-Transition and Disclosure

     Amends FASB 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.

SFAS 149 Amendment of Statement 133 on Derivative Instruments and Hedging Activities

     This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement NO. 133, Accounting for Derivative Instruments and Hedging Activities.

SFAS 150 Financial  Instruments  with  Characteristics  of both  Liabilities and
         Equity

     This Statement requires that such instruments be classified as liabilities in the balance sheet. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003.

Interpretation No. 46 (FIN 46)

     Effective January 31, 2003, The Financial Accounting Standards Board requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a continuing financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company has not invested in any such entities, and does not expect to do so in the foreseeable future.

     The adoption of these new Statements is not expected to have a material effect on the Company's financial position, results or operations, or cash flows.
                                      F-8

ITEM 8. CHANGES IN & DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING & FINANCIAL DISCLOSURE

The Company is not aware, and has not been advised by its auditors, of any disagreement on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure.

                                     PART II

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS & CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Directors and Officers of the Company are as follows:

Name                       Age                      Positions and Offices Held
----------------           ---                      --------------------------
Kevin Ericksteen           29                       Director/President

Deanna Olson               32                       Secretary, Treasurer and
                                                    Director


Kevin Ericksteen has been President and Director since January 12, 1999. He attended University of San Diego Law School and holds a Bachelor of Arts degree from Arizona State University in Tempe, Arizona. As Consultant at Palamesa Investments in Kamloops, British Columbia, Mr. Ericksteen analyzed business opportunities, focusing on real estate feasibility as well as various chosen projects. As President at Palamesa Investments, his work includes analysis and evaluation of emerging companies' business plans and models as well as determining valuation of prospective companies wishing to obtain listing on a public exchange.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT

As of December 31, 2003, there were 1,000,000 shares of our common stock, $.001 par value outstanding. The following tabulates holdings of our shares by each person who, subject to the above, at the date of this registration, holds of record or is known by our management to own beneficially more than 5.0% of the common shares and, in addition, by all of our directors and officers individually and as a group. To the best of our knowledge, each named beneficial owner has sole voting and investment power with respect to the shares set forth opposite his name.

Security Ownership of Beneficial Owners:
----------------------------------------

Beneficial Owner    Class    Amount     Nature of Ownership   Percentage
----------------    -----    ------     -------------------   ------------
Kevin Ericksteen    Common   400,000    Direct                40 %

Deanna Olson        Common   400,000    Direct                40 %

--------------------------------------------------------------------------------
TOTAL
Common Shares:               800,000

Security Ownership of Management:
---------------------------------

Beneficial Owner    Class    Amount     Nature of Ownership   Percentage
----------------    -----    ------     -------------------   ------------
Kevin Ericksteen    Common   400,000    Direct                40 %
Director/President

Deanna Olson        Common   400,000    Direct                40 %
Secretary/Treasurer

--------------------------------------------------------------------------------
TOTAL
Common Shares:               800,000

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

Dated: March 15, 2004

By: /s/ Kevin Ericksteen
    ---------------------
        Kevin Ericksteen
        President

By: /s/ Dianna Olson
    ---------------------
        Dianna Olson
        Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 15, 2004

By: /s/ Kevin Ericksteen
    ---------------------
        Kevin Ericksteen
        Director

By: /s/ Dianna Olson
    ---------------------
        Dianna Olson
        Director