Form 10QSB
period 2004-03-31
FORESIGHT SPECIALISTS INC
filed 2004-05-13
CIK 1140460

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to ______________

                       Commission file number: 000-32757

                                 FORESIGHT INC.
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

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of March 31, 2004 was 1,000,000.

                                 FORESIGHT INC.
                          (A DEVELOPMENT STAGE COMPANY)


                                TABLE OF CONTENTS


Part I Financial Information Page

  Item 1. Financial Statements:

          Condensed  Balance Sheets March 31, 2004
          (unaudited) and December 31, 2003....................................3

          Unaudited  Condensed  Statements of Operations
          for the three months ended March 31, 2004 and 2003,
          and cummulative  from inception on July 16,1998 through
          March 31, 2004 ......................................................4

          Unaudited Condensed Statements of Cash Flows for the
          three months ended March 31, 2004 and 2003, and cummulative from inception on July 16, 1998 through March 31, 2004...............5

          Statement of Stockholders' equity for the period from
          July 16,1998 to March 31, 2004(unaudited)............................6

          Notes to Financial Statements (unaudited)............................7

  Item 2. Plan of operation....................................................7

Part II  Other Information

  Item 1. Legal Proceedings....................................................7

  Item 2. Change in Securities.................................................7

  Item 6. Exhibits and Reports on Form 8-K ....................................7

  Signatures...................................................................8

Part I Financial Information

Item 1. Financial Statements



                                 FORESIGHT INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS


                                                 March, 31     December 31,
                                                   2004            2003
                                               -------------- --------------
                                                (unaudited)
                                      ASSETS
                                  -------------

 ASSETS                                         $           -  $           -
                                               ============== ==============



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                -----------------------------------------------


CURRENT LIABILITIES

       Accounts payable, Officers                 $    22,360  $      19,933
                                               -------------- --------------

       Total Current Liabilities                       22,360         19,933
                                               -------------- --------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, par value $.001, 25,000,000
  shares authorized, 1,000,000 issued and
  outstanding                                           1,000          1,000
Paid in capital                                         1,800          1,800
     (Deficit) accumulated during the                 (25,160)       (22,733)
       development stage
                                               -------------- --------------
Total Stockholders' Equity (Deficit)                  (22,360)       (19,933)
                                               -------------- --------------

                                                $           - $            -
                                               ============== ==============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                 FORESIGHT INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                   Cumulative
                                                                      from
                                                                     July 16,
                                        Three Months Ended            1998
                                            March 31,              (Inception)
                                  -------------   -------------        to
                                      2004           2003         March 31, 2004
                                  -------------   -------------   -------------

REVENUES                          $           -   $           -   $           -
                                  -------------   -------------   -------------
EXPENSES
   General and administrative             2,427           1,160          25,160
                                  -------------   -------------   -------------
   Total expenses                         2,427           1,160          25,160
                                  -------------   -------------   -------------
NET (LOSS)                        $      (2,427)  $      (1,160)  $     (25,160)

                                  =============   =============   =============
NET (LOSS) PER SHARE                    *                *
                                  =============   =============   =============
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING           1,000,000       1,000,000
                                  =============   =============
*  less than $.01 per share



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                 FORESIGHT INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           Cumulative
                                                                              from
                                                                             July 16,
                                                    Three Months Ended         1998
                                                       March 31,            (Inception)
                                               -------------------------        to
                                                   2004         2003       March 31, 2004
                                               ------------ ------------ -----------------
CASH FLOWS FROM OPERATING ACTIVITIES

OPERATING ACTIVITIES
         Net (loss) from operations             $    (2,427) $    (1,160) $       (25,160)
                                               ------------ ---- -------- ----------------

NET CASH (USED BY) OPERATING ACTIVITIES              (2,427)      (1,160)         (25,160)
                                               ------------ ------------ -----------------
FINANCING ACTIVITIES
         Shareholder advances                         2,427        1,160           22,360
         Proceeds from sale of common stock                                         2,800
                                               ------------ ------------ -----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES             2,427        1,160           25,160
                                               ------------- ------------ ----------------
NET INCREASE IN CASH                                      -            -                -

CASH, BEGINNING OF PERIOD                                 -
                                               ------------ ------------ -----------------
CASH, END OF PERIOD                             $         -  $         -  $             -
                                               ============ ============ =================


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                 FORESIGHT INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                     (Deficit)
                                                                    Accumulated
                                    Common Stock                     During the
                               -----------------------   Paid-in    Development
                                  Shares    Amount       Capital      Stage       Total
                               ----------- ----------- ----------- ----------- -----------

Balances, at inception          $           $           $           $            $
                               ----------- ----------- ----------- ----------- -----------
Proceeds from sale of common
  stock at $.01 per share          200,000         200       1,800                   2,000
Proceeds from sale of common
  stock at par value $.001         800,000         800                                 800
  Net (loss) for the period                                             (2,385)     (2,385)
                               ----------- ----------- ----------- ----------- -----------

Balances, December 31, 1998      1,000,000       1,000       1,800      (2,385)        415
  Net (loss) for the year                                               (2,985)     (2,985)
                               ----------- ----------- ----------- ----------- -----------
Balances, December 31, 1999      1,000,000       1,000       1,800      (5,370)     (2,570)
  Net (loss) for the year                                               (2,985)     (2,985)
                               ----------- ----------- ----------- ----------- -----------
Balances, December 31, 2000      1,000,000       1,000       1,800      (8,355)     (5,555)
  Net (loss) for the year                                               (5,685)     (5,685)
                               ----------- ----------- ----------- ----------- -----------
Balances, December 31, 2001      1,000,000       1,000       1,800     (14,040)    (11,240)
  Net (loss) for the year                                               (4,335)     (4,335)
                               ----------- ----------- ----------- ----------- -----------
Balances, December 31, 2002      1,000,000       1,000       1,800     (18,375)    (15,575)
  Net (loss) for the year                                               (4,358)     (4,358)
                               ----------- ----------- ----------- ----------- -----------
Balances, December 31, 2003      1,000,000       1,000       1,800     (22,733)    (19,933)
(unaudited)
  Net (loss) for the quarter                                            (2,427)     (2,427)
                               ----------- ----------- ----------- ----------- -----------
Balances, March 31, 2004
(unaudited)                     $1,000,000  $    1,000  $    1,800  $  (25,160)  $ (22,360)



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of March 31, 2004 and the results of its operations and cash flows for the three months ended March 31, 2004 and 2003 have been made. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended December 31, 2003.



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


 FORESIGHT INC.
(Registrant)

Date: May 11, 2004
By:/s/Kevin Ericksteen
----------------------------
Kevin Ericksteen
President and Director

                                  EXHIBIT 31.1
                                  CERTIFICATION

I, Kevin Ericksteen, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of FORESIGHT INC.;

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

Date: May 11, 2004
/s/ Kevin Ericksteen
------------------------
By: Kevin Ericksteen, CEO

                                  EXHIBIT 31.2
                                  CERTIFICATION

I, Kevin Ericksteen, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of FORESIGHT INC.;

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

Date: May 11, 2004
/s/ Kevin Ericksteen
-------------------------
By: Kevin Ericksteen, CFO

                                  EXHIBIT 32.1
                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of FORESIGHT INC.(the "Company") on Form 10-QSB for the period ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin Ericksteen, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                                  /s/ Kevin Ericksteen
                                                  ---------------------------
Date: May 11, 2004                                    Kevin Ericksteen
                                                      Chief Financial Officer

                                  EXHIBIT 32.2
                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of FORESIGHT INC. (the "Company") on Form 10-QSB for the period ended March 31, 2004. as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin Ericksteen, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                                   /s/ Kevin Ericksteen
                                                   --------------------------
Date: May 11, 2004                                     Kevin Ericksteen
                                                       Chief Executive Officer