Form 10QSB
period 2004-06-30
FORESIGHT SPECIALISTS INC
filed 2004-08-06
CIK 1140460

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004.

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

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of June 30, 2004 was 1,000,000.

                                 FORESIGHT INC.
                          (A DEVELOPMENT STAGE COMPANY)


                                TABLE OF CONTENTS


Part I    Financial Information

  Item 1. Financial Statements:

          Condensed Balance Sheets
          June 30, 2004 (unaudited) and December 31, 2003......................3

          Unaudited Condensed Statements of Operations for the
          three and six months ended June 30, 2004 and 2003, and cummulative from inception on July 16, 1998 through June 30, 2004................4

          Unaudited Condensed Statements of Cash Flows for the
          six months ended June 30, 2004 and 2003, and cummulative
          from inception on July 16, 1998 through June 30, 2004................5

          Statement of Stockholders' equity for the period from
          July 16, 1998 to June 30, 2004 (unaudited)...........................6

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

  Item 1. Legal Proceedings....................................................7

  Item 2. Change in Securities.................................................7

  Item 6. Exhibits and Reports on Form 8-K ....................................7

  Signatures...................................................................8

Part I Financial Information

Item 1. Financial Statements


                           FORESIGHT SPECIALISTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS




                                                   June 30,       December 31,
                                                     2004            2003
                                                 -------------  ---------------
                                                  (unaudited)
                       ASSETS
                    ------------

 ASSETS                                              $       -        $       -
                                                 =============  ===============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES

       Accounts payable, Officers                    $  23,651        $  19,933
                                                 -------------  ---------------
       Total Current Liabilities                        23,651           19,933
                                                 -------------  ---------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, par value $.001, 25,000,000
  shares authorized, 1,000,000 issued and
  outstanding                                            1,000            1,000
P:aid in capital                                         1,800            1,800
( Deficit) accumulated during the development stage    (26,451)         (22,733)
                                                 -------------  ---------------
Total Stockholders' Equity (Deficit)                   (23,651)         (19,933)
                                                 -------------  ---------------
                                                     $       -        $       -
                                                 =============  ===============



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                           FORESIGHT SPECIALISTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                       Cummulative
                                                                                           from
                                                                                         July 16,
                                                                                           1998
                                    Three Months Ended         Six Months Ended        (Inception)
                                          June 30,                 June 30,                to
                                  ---------------------------------------------------- --------------
                                      2004        2003         2004         2003       June 30, 2004
                                  ------------------------  ------------------------- ---------------
REVENUES                          $         -  $         -   $        -  $         -  $             -
                                  -----------  -----------  -----------  -----------  ---------------
EXPENSES
   General and administrative           1,291          875        3,718        2,035           26,451
                                  -----------  -----------  -----------  -----------  ---------------
   Total expenses                       1,291          875        3,718        2,035           26,451
                                  -----------  -----------  -----------  -----------  ---------------
NET (LOSS)                        $    (1,291) $      (875) $    (3,718) $    (2,035) $       (26,451)
                                  ===========  ===========  ===========  ===========  ===============
NET (LOSS) PER SHARE                    *           *            *             *
                                  ===========  ===========  ===========  ===========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING         1,000,000    1,000,000    1,000,000    1,000,000
                                  ===========  ===========  ===========  ===========

*  less than $.01 per share





                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                 FORESIGHT INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            Cumulative
                                                                              from
                                                                             July 16,
                                                    Six Months Ended           1998
                                                       June 30,            (Inception)
                                               -------------------------        to
                                                   2004         2003       June 30, 2004
                                               ------------ ------------ -----------------
CASH FLOWS FROM OPERATING ACTIVITIES

OPERATING ACTIVITIES
         Net (loss) from operations             $    (3,718) $     (2,035) $       (26,451)
                                               ------------ ------------- ----------------

NET CASH (USED BY) OPERATING ACTIVITIES              (3,718)       (2,035)         (26,451)
                                               ------------ ------------- ----------------
FINANCING ACTIVITIES
         Shareholder advances                         3,718         2,035           23,651
         Proceeds from sale of common stock                                          2,800
                                               ------------ ------------- ----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES             3,718         2,035           26,451
                                               ------------ ------------- ----------------
NET INCREASE IN CASH                                      -             -                -

CASH, BEGINNING OF PERIOD                                 -
                                               ------------ ------------- ----------------
CASH, END OF PERIOD                             $         -  $          -  $             -
                                               ============ ============= ================


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                           FORESIGHT SPECIALISTS, INC.
                         ( a Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                    (DEFICIT)


                                                                   (Deficit)
                                                                   Accumulated
                                     Common Stock                   During the
                                 --------------------   Paid-in    Development
                                   Shares    Amount     Capital      Stage          Total
                                 --------------------  ----------  -----------    ---------

Balances, at inception                    -  $      -  $      -   $          -   $      -
July 16, 1998:
Proceeds from sale of common
  stock at $.01 per share           200,000      200      1,800                      2,000
Proceeds from sale of common

  stock at par value $.001          800,000      800                                   800
  Net (loss) for the period                                            (2,385)      (2,385)
                                 ----------------------------------------------------------

Balances, December 31, 1998       1,000,000    1,000      1,800        (2,385)         415
  Net (loss) for the year                                              (2,985)      (2,985)
                                 ----------------------------------------------------------
Balances, December 31, 1999       1,000,000    1,000      1,800        (5,370)      (2,570)
  Net (loss) for the year                                              (2,985)      (2,985)
                                 ---------------------------------------------------------

Balances, December 31, 2000       1,000,000    1,000      1,800        (8,355)      (5,555)
  Net (loss) for the year                                              (5,685)      (5,685)
                                 ----------------------------------------------------------

Balances, December 31, 2001       1,000,000    1,000      1,800       (14,040)     (11,240)
  Net (loss) for the year                                              (4,335)      (4,335)
                                 ----------------------------------------------------------

Balances, December 31, 2002       1,000,000    1,000      1,800       (18,375)     (15,575)
  Net (loss) for the year                                              (4,358)      (4,358)
                                 ----------------------------------------------------------

Balances, December 31, 2003       1,000,000    1,000      1,800       (22,733)     (19,933)
(unaudited)                      ----------------------------------------------------------
  Net (loss) for the six
   months ended June 30, 2004                                          (3,718)      (3,718)
                                 ----------------------------------------------------------

Balances, June 30, 2004           1,000,000  $ 1,000   $ 1,800    $   (26,451)   $ (23,651)
                                 ==========================================================


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of June 30, 2004 and the results of its operations and cash flows for the three and six months ended June 30, 2004 and 2003 have been made. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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


FORESIGHT INC.
(Registrant)

Date: July 30, 2004
By:/s/Kevin Ericksteen
----------------------------
Kevin Ericksteen
President and Director

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

Date: July 30, 2004
/s/ Kevin Ericksteen
------------------------
By: Kevin Ericksteen, CEO

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

Date: July 30, 2004
/s/ Kevin Ericksteen
-------------------------
By: Kevin Ericksteen, CFO

                                  EXHIBIT 32.1
                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of FORESIGHT INC.(the "Company") on Form 10-QSB for the period ended June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin Ericksteen, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                                  /s/ Kevin Ericksteen
                                                  ---------------------------
Date: July 30, 2004                                   Kevin Ericksteen
                                                      Chief Financial Officer

                                  EXHIBIT 32.2
                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of FORESIGHT INC. (the "Company") on Form 10-QSB for the period ended June 30, 2004. as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin Ericksteen, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                                   /s/ Kevin Ericksteen
                                                   --------------------------
Date: July 30, 2004                                    Kevin Ericksteen
                                                       Chief Executive Officer