Form 10KSB
period 2004-12-31
FORESIGHT SPECIALISTS INC
filed 2005-03-24
CIK 1140460

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

        [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004


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


          10135 E. Via Linda Road, Suite D-224A, Scottsdale, AZ, 85260
          -----------------------------------------------------------
          (Address, including zip code, of principal executive offices)


               8776 East Shea, Suite B3A323, Scottsdale, AZ 85260
       ------------------------------------------------------------------
      (Former Address, including zip code, of principal executive offices)

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

As of December 31, 2004, we had 1,000,000 shares of our $0.001 par value common stock issued and outstanding. As there is no public trading market for our securities, we are unable to determine the aggregate market value of the common stock, our only class of voting stock, held by nonaffiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

Transitional Small Business Disclosure Form (Check one): Yes [ ] No [X]

To simplify the language in this Form 10-KSB, Foresight Specialists, Inc. is referred to herein as the "Company" or "We."

                               TABLE OF CONTENTS
                                                                            Page
Part I

ITEM 1.  DESCRIPTION OF BUSINESS ............................................  4
                The Company .................................................  4
                Business of the Company .....................................  4
                Employees ...................................................  4
ITEM 2  DESCRIPTION OF PROPERTIES ...........................................  4
ITEM 3  LEGAL PROCEEDINGS ...................................................  4
ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS .............  4
ITEM 5  MARKET FOR  REGISTRANT'S  COMMON EQUITY & RELATED  STOCKHOLDER
        MATTERS .............................................................  4
                Market ......................................................  4
                Holders .....................................................  4
                Dividends ...................................................  5
ITEM 6  MANAGEMENT'S  DISCUSSION & ANALYSIS OF FINANCIAL  CONDITION &
        RESULTS OF OPERATION ................................................  5
                Plan of Operation ...........................................  5
                Forward-Looking Statements ..................................  5
ITEM 7  FINANCIAL STATEMENTS ................................................  6
ITEM 8  CHANGES IN &  DISAGREEMENTS  WITH  ACCOUNTANTS ON ACCOUNTING &
        FINANCIAL DISCLOSURE ................................................ 15

Part II

ITEM 9  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS & CONTROL PERSONS,
        COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT ................... 16
                The Directors and Officers of the Company ................... 16
                Compliance with Section 16(a) of the Exchange Act ........... 16
ITEM 10 EXECUTIVE COMPENSATION .............................................. 16
ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT ........ 16
                Security Ownership of Beneficial Owners ..................... 17
                Security Ownership of Management ............................ 17
ITEM 12 CERTAIN RELATIONSHIPS & RELATED TRANSACTIONS ........................ 17
ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K .................................... 17
                Exhibits .................................................... 17
                Reports on Form 8-K ......................................... 17
SIGNATURES .................................................................. 18

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

                                   The Company

Foresight Specialists, Inc. (the "Company") is a Nevada corporation formed on July 16, 1998. Its principal place of business is located at 10135 E. Via Linda Road, Suite D-224A, Scottsdale, AZ, 85260. The Company was organized to engage in any lawful corporate business, including but not limited to, participating in mergers with, and the acquisitions of, other companies. The Company has been in the developmental stage since its inception and has no operating history other than organizational matters.

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

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY & RELATED STOCKHOLDER MATTERS

                                     Market

To the knowledge of current management, there is no public trading market for the Company's common stock

                                     Holders

At December 31, 2004, there were approximately 37 holders of record of the Company's common stock.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY & RELATED STOCKHOLDER MATTERS - continued

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

ITEM 7. FINANCIAL STATEMENTS


                                TABLE OF CONTENTS


                                                                            PAGE

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM ........................... F-1

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
FORESIGHT SPECIALISTS, INC.
Kamloops, B.C. Canada

We have audited the accompanying balance sheet of Foresight Specialists, Inc. (a Nevada development stage company) as of December 31, 2004, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two year period ended December 31, 2004, and for the period from July 16, 1998 (inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Foresight Specialists, Inc., as of December 31, 2004, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2004, and for the period from July 16, 1998 (inception) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage and has not commenced operations. Its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, and/or achieve profitable operations. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Braverman International, P.C.
Prescott, Arizona
March 9, 2005

                           FORESIGHT SPECIALISTS, INC.
                         ( a Development Stage Company)
                                  BALANCE SHEET
                                December 31, 2004





                                     ASSETS
                                    ---------

 CURRENT ASSETS                                            $           -
                                                          --------------

                                                           $           -
                                                          ==============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                ------------------------------------------------


 CURRENT LIABILITIES

     Accounts payable, officers/shareholders               $      26,538
                                                          --------------
     Total Current Liabilities                                    26,538
                                                          --------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

     Common stock, par value $.001, 25,000,000 shares
        authorized, 1,000,000 issued and outstanding               1,000
     Paid-in capital                                               1,800
     (Deficit) accumulated during the development stage          (29,338)
                                                          --------------

Total Stockholders' Equity (Deficit)                             (26,538)
                                                          --------------

                                                           $           -
                                                          ==============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                           FORESIGHT SPECIALISTS, INC.
                         ( a Development Stage Company)
                            STATEMENTS OF OPERATIONS



                                                                   Cumulative
                                                                  from July 16
                                                                      1998
                                                                   (Inception)
                                                                        to
                                     Years Ended  December 31,     December 31,
                                   ----------------------------- --------------
                                          2004           2003          2004
                                   -------------- -------------- --------------
REVENUE                             $           -  $           -  $           -
                                   -------------- -------------- --------------

EXPENSES
  General and adminstrative                 6,605          4,358         29,338
                                   -------------- -------------- --------------

  TOTAL EXPENSES                            6,605          4,358         29,338
                                   -------------- -------------- --------------

NET (LOSS)                          $      (6,605) $      (4,358) $     (29,338)
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
                                   ============== ==============

* Less than $(.01) per share

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                           FORESIGHT SPECIALISTS, INC.
                         ( a Development Stage Company)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                   (Deficit)
                                                                                  Accumulated
                                               Common Stock                        During the
                                    -----------------------------    Paid-in      Development
                                         Shares        Amount        Capital         Stage         Total
                                    -------------- -------------- -------------- -------------- --------------
Balances, at inception                           -  $           -  $           -  $           -  $           -
July 16, 1998:
Proceeds from sale of common
  stock at $.01 per share                  200,000            200          1,800                         2,000
Proceeds from sale of common
  stock at par value $.001                 800,000            800                                          800
  Net (loss) for the period                                                              (2,385)        (2,385)
                                    -------------- -------------- -------------- -------------- --------------

Balances, December 31, 1998              1,000,000          1,000          1,800         (2,385)           415
  Net (loss) for the year                                                                (2,985)        (2,985)
                                    -------------- -------------- -------------- -------------- --------------

Balances, December 31, 1999              1,000,000          1,000          1,800         (5,370)        (2,570)
  Net (loss) for the year                                                                (2,985)        (2,985)
                                    -------------- -------------- -------------- -------------- --------------

Balances, December 31, 2000              1,000,000          1,000          1,800         (8,355)        (5,555)
  Net (loss) for the year                                                                (5,685)        (5,685)
                                    -------------- -------------- -------------- -------------- --------------

Balances, December 31, 2001              1,000,000          1,000          1,800        (14,040)       (11,240)
  Net (loss) for the year                                                                (4,335)        (4,335)
                                    -------------- -------------- -------------- -------------- --------------

Balances, December 31, 2002              1,000,000          1,000          1,800        (18,375)       (15,575)
  Net (loss) for the year                                                                (4,358)        (4,358)
                                    -------------- -------------- -------------- -------------- --------------

Balances, December 31, 2003              1,000,000          1,000          1,800        (22,733)       (19,933)
  Net (loss) for the year                                                                (6,605)        (6,605)
                                    -------------- -------------- -------------- -------------- --------------

Balances, December 31, 2004              1,000,000  $       1,000  $       1,800  $     (29,338) $     (26,538)
                                    ============== ============== ============== ============== ==============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                           FORESIGHT SPECIALISTS, INC.
                         ( a Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                               Cumulative
                                                                              from July 16,
                                                                                   1998
                                                                                Inception
                                                   Years Ended December 31,          to
                                                -----------------------------   December 31,
                                                       2004           2003           2004
                                                -------------- -------------- --------------
OPERATING ACTIVITIES
    Net (loss) from operations                   $      (6,605) $      (4,358) $     (29,338)
                                                -------------- -------------- --------------

       NET CASH (USED BY) OPERATING ACTIVITIES          (6,605)        (4,358)       (29,338)
                                                -------------- -------------- --------------

FINANCING ACTIVITIES
    Shareholder advances                                 6,605          4,358         26,538
    Proceeds from sale of common stock                                      -          2,800
                                                -------------- -------------- --------------

       NET CASH PROVIDED BY FINANCING ACTIVITIES         6,605          4,358         29,338
                                                -------------- -------------- --------------

       NET INCREASE IN CASH                                  -              -              -
                                                -------------- -------------- --------------

       CASH, BEGINNING OF PERIOD                             -              -              -
                                                -------------- -------------- --------------

       CASH, END OF PERIOD                       $           -  $           -  $           -
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

Income Taxes

Income taxes in are provided for using the liability method of accounting. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to more likely than not be realized in future tax returns. Tax law and rate changes are reflected in income in the period such changes are enacted.

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

NOTE 2 - OPERATING EXPENSES

Operating expenses since inception include amounts incurred by the Company for management services, incorporation and annual charter fees, office expenses, filing fees, resident agent and auditing and review services at the lower of cost or fair value. Since the Company has never maintained a bank account, all such expenses incurred to date have been paid by the principal shareholder, less the proceeds received from the sale of the 1,000,000 shares of the Company's common stock of $2,800. As of December 31, 2004, the accumulated amount of such expenses owed to shareholder, net of the proceeds of common stock was $26,538.

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

The following is an analysis of deferred tax assets, based on 20% of available start-up costs since inception, as of December 31, 2003 and 2004.

                                             Deferred    Valuation
                                             Tax Assets  Allowance  Balance
                                             ---------- ---------- ----------
Deferred tax assets at December 31, 2003      $   4,547  $  (4,547) $    -0-
Additions for 2004                                1,321     (1,321)      -0-
                                             ---------- ---------- ----------

Deferred tax assets at December 31, 2004      $   5,868  $  (5,868) $   -0-
                                             ========== ========== ==========


The following is reconciliation from the expected statutory federal income tax provision to the Company's actual income tax (benefit) for the years ended December 31:

                                                               2004       2003
                                                            --------- ---------
Expected income tax (benefit) at federal statutory tax rate $ ( 1,321) $  ( 868)
Valuation allowance                                             1,321       868
                                                            --------- ---------
Actual income tax (benefit)                                 $     -0-  $    -0-
                                                            ========= =========


NOTE 4 -  COMMITMENTS AND CONTINGENCIES

No income tax returns have been filed since inception, nor is there any income tax liability associated with such returns.

NOTE  5 - RECENT PRONOUNCEMENTS

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 is not expected to have a material impact on the company's financial position or results of operations.

SFAS No. 123R was recently issued which replaces SFAS No. 123. It becomes effective in the first interim or annual reporting period that begins after December 15, 2005 for small business issuers. This statement no longer allows a fair value based method which was provided by APB 25. SFAS No. 123R covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. It establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The revised statement doesn't prescribe a specific valuation technique that is to be used.

NOTE  6 - FOREIGN CURRENCY

Amounts shown in the accompanying financial statements and notes thereto have been recorded in United States currency.

ITEM 8. CHANGES IN & DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING & FINANCIAL DISCLOSURE

The Company is not aware, and has not been advised by its auditors, of any disagreement on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure.

                                     PART II

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS & CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Directors and Officers of the Company are as follows:

Name                       Age                      Positions and Offices Held
----------------           ---                      --------------------------
Kevin Ericksteen           30                       Director/President

Deanna Olson               33                       Secretary, Treasurer and
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

         Compliance with section 16(a) of the Exchange Act

The  company  does  have a class of equity  securities  registered  pursuant  to
Section 12 of the Exchange Act. The company is in compliant at this time.


ITEM 10. EXECUTIVE COMPENSATION

During the last fiscal year, the Company's officers and directors did not receive any salary, wage or other compensation. During the current fiscal year, the Company has no present plans or means to pay compensation to its officers and directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT

As of December 31, 2004, there were 1,000,000 shares of our common stock, $.001 par value outstanding. The following tabulates holdings of our shares by each person who, subject to the above, at the date of this registration, holds of record or is known by our management to own beneficially more than 5.0% of the common shares and, in addition, by all of our directors and officers individually and as a group. To the best of our knowledge, each named beneficial owner has sole voting and investment power with respect to the shares set forth opposite his name.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT - continued

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

Dated: March 15, 2005

By: /s/ Kevin Ericksteen
    ---------------------
        Kevin Ericksteen
        President

By: /s/ Dianna Olson
    ---------------------
        Dianna Olson
        Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 15, 2005

By: /s/ Kevin Ericksteen
    ---------------------
        Kevin Ericksteen
        Director

By: /s/ Dianna Olson
    ---------------------
        Dianna Olson
        Director