Form 10QSB
period 2005-03-31
FORESIGHT SPECIALISTS INC
filed 2005-05-06
CIK 1140460

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to ______________

                       Commission file number: 000-32773


                                 FORESIGHT INC.
                     --------------------------------------
        (Exact name of small business issuer as specified in its charter)



           NEVADA                                               86-1024816
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

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of March 31, 2005 was 1,000,000.

                                 FORESIGHT INC.
                          (A DEVELOPMENT STAGE COMPANY)


                                TABLE OF CONTENTS


Part I    Financial Information

  Item 1. Financial Statements:

          Condensed  Balance  Sheets  March 31, 2005
         (unaudited) and December 31, 2004 ....................................3

          Unaudited Condensed Statements of Operations for the
          three months ended March 31, 2005 and 2004, and cumulative from inception on July 16,1998 through March 31, 2005 ...............4

          Unaudited Condensed Statements of Cash Flows for the
          three months ended March 31, 2005 and 2004, and cumulative from inception on July 16, 1998 through March 31, 2005 ..............5

          Statement of Stockholders' equity for the period from
          July 16,1998 to March 31, 2005(unaudited)............................6

          Notes to Financial Statements (unaudited) ...........................7

  Item 2. Plan of operation ...................................................7


Part II  Other Information

  Item 1. Legal Proceedings....................................................7

  Item 2. Change in Securities.................................................7

  Item 6. Exhibits and Reports on Form 8-K ....................................7

  Signatures...................................................................8

Part I Financial Information

Item 1. Financial Statements




                                 FORESIGHT INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS


                                                 March, 31     December 31,
                                                    2005           2004
                                               -------------- --------------
                                                 (unaudited)
                            ASSETS
                      ----------------------
 ASSETS                                          $          -   $          -
                                               =============================


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 CURRENT LIABILITIES

       Accounts payable, Officers                $     28,993   $     26,538
                                               -----------------------------
       Total Current Liabilities                       28,993         26,538
                                               -----------------------------
 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock, par value $.001, 25,000,000
  shares authorized, 1,000,000 issued and
  outstanding                                           1,000          1,000
 Paid in capital                                        1,800          1,800
    (Deficit) accumulated
     during the development stage                     (31,793)       (29,338)
                                               ------------------------------

 Total Stockholders' Equity (Deficit)                 (28,993)       (26,538)
                                               -----------------------------

                                                 $         -    $          -
                                               =============================


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                 FORESIGHT INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                              Cumulative
                                                                 from
                                                                July 16,
                                                                 1998
                                    Three Months Ended        (Inception)
                                         March 31,                to
                                 --------------------------------------------
                                     2005        2004        March 31, 2005
                                 --------------------------------------------

REVENUES                         $         -   $        -                 $ -
                                 ------------ ------------ ------------------
EXPENSES
   General and administrative           2,455        2,427             31,793
                                 ------------ ------------ ------------------

   Total expenses                       2,455        2,427             31,793
                                 ------------ ------------ ------------------

NET (LOSS)                        $    (2,455)  $   (2,427)      $    (31,793)
                                 ============ ============ ==================

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
                                 ============ ============

*  less than $.01 per share


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                 FORESIGHT INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                            Cumulative
                                                                              from
                                                                             July 16,
                                                                               1998
                                                   Three Months Ended       (Inception)
                                                        March 31,               to
                                               -------------------------------------------
                                                  2005          2004       March 31, 2005
                                               ------------ ------------ -----------------

  CASH FLOWS FROM OPERATING ACTIVITIES

  OPERATING ACTIVITIES
       Net (loss) from operations                 $  (2,455)   $  (2,427)   $      (31,793)
                                               ------------ ------------ -----------------

  NET CASH (USED BY) OPERATING ACTIVITIES            (2,455)      (2,427)          (31,793)
                                               ------------ ------------ -----------------
  FINANCING ACTIVITIES
       Shareholder advances                           2,455        2,427            28,993
       Proceeds from sale of common stock                                            2,800
                                               ------------ ------------ -----------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES           2,455        2,427            31,793
                                               ------------ ------------ -----------------

  NET INCREASE IN CASH                                    -            -                 -

  CASH, BEGINNING OF PERIOD                                                              -
                                               ------------ ------------ -----------------
  CASH, END OF PERIOD                             $       -    $       -    $            -
                                               ============ ============ =================



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                 FORESIGHT INC.
                         ( a Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                    (DEFICIT)



                                                                   (Deficit)
                                                                   Accumulated
                                     Common Stock                  During the
                               -----------------------  Paid-in    Development
                                 Shares       Amount    Capital       Stage      Total
                               ----------------------- ----------- ----------- -----------
Balances, at inception                   -   $       -   $       -   $       -    $      -
July 16, 1998:
Proceeds from sale of common
  stock at $.01 per share          200,000         200       1,800                   2,000
Proceeds from sale of common
  stock at par value $.001         800,000         800                                 800
  Net (loss) for the period                                            (2,385)      (2,385)
                               ----------------------- ----------- ----------- -----------
Balances, December 31, 1998      1,000,000       1,000       1,800      (2,385)        415
  Net (loss) for the year                                               (2,985)     (2,985)
                               ----------------------- ----------- ----------- -----------
Balances, December 31, 1999      1,000,000       1,000       1,800      (5,370)     (2,570)
  Net (loss) for the year                                               (2,985)     (2,985)
                               ----------------------- ----------- ----------- -----------
Balances, December 31, 2000      1,000,000       1,000       1,800      (8,355)     (5,555)
  Net (loss) for the year                                               (5,685)     (5,685)
                               ----------------------- ----------- ----------- -----------

Balances, December 31, 2001      1,000,000        1,000      1,800     (14,040)    (11,240)
  Net (loss) for the year                                               (4,335)     (4,335)
                               ----------------------- ----------- ----------- -----------

Balances, December 31, 2002      1,000,000       1,000       1,800     (18,375)    (15,575)
  Net (loss) for the year                                               (4,358)     (4,358)
                               ----------------------- ----------- ----------- -----------
Balances, December 31, 2003      1,000,000   $    1,000  $   1,800     (22,733)  $ (19,933)
  Net (loss) for the year                                               (6,605)     (6,605)
                               ----------------------- ----------- ----------- -----------
Balances, December 31, 2004      1,000,000   $   1,000   $   1,800   $ (29,338)  $ (26,538)
(unaudited)
  Net (loss) for three months                                           (2,455)     (2,455)
                               ----------------------- ----------- ----------- -----------
Balances, March 31, 2005         1,000,000   $   1,000   $   1,800   $ (31,793)  $ (28,993)
 (unaudited)                   =========== =========== =========== =========== ===========



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of March 31, 2005 and the results of its operations and cash flows for the three months ended March 31, 2005 and 2004 have been made. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended December 31, 2004.



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


FORESIGHT INC.
(Registrant)

Date: May 05, 2005
By:/s/Kevin Ericksteen
----------------------------
Kevin Ericksteen
President and Director

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

Date: May 05, 2005
/s/ Kevin Ericksteen
------------------------
By: Kevin Ericksteen, CEO

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

Date: May 05, 2005
/s/ Kevin Ericksteen
-------------------------
By: Kevin Ericksteen, CFO

                                  EXHIBIT 32.1
                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of FORESIGHT INC. (the "Company") on Form 10-QSB for the period ended March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin Ericksteen, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                                  /s/ Kevin Ericksteen
                                                  ---------------------------
Date: May 05, 2005                                    Kevin Ericksteen
                                                      Chief Financial Officer

                                  EXHIBIT 32.2
                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly  Report of   FORESIGHT INC.(the  "Company") on
Form 10-QSB for the period ended March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin Ericksteen, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                                   /s/ Kevin Ericksteen
                                                   --------------------------
Date: May 05, 2005                                     Kevin Ericksteen
                                                       Chief Executive Officer