Form 10QSB
period 2005-09-30
FORESIGHT SPECIALISTS INC
filed 2005-11-10
CIK 1140460

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to ______________

                        Commission file number: 000-32757

                           FORESIGHT SPECIALISTS INC.
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

           10135 E Via Linda Road, Suite D-224A, Scottsdale, AZ 85260
           ----------------------------------------------------------
               (Address of principal executive office) (Zip Code)

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

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of September 30, 2005 was 1,000,000.

                           FORESIGHT SPECIALISTS, INC

                          (A DEVELOPMENT STAGE COMPANY)




                                TABLE OF CONTENTS


Part I Financial Information                                                Page

  Item 1.     Financial Statements:

              Condensed Balance Sheets
              September 30, 2005 (unaudited) and December 31, 2004 ........... 3

              Unaudited  Condensed  Statements of Operations for the three and nine months ended September 30, 2005 and 2004, and cumulative from inception on July 16,1998 through September
              30, 2005.......................................................  4

              Unaudited  Condensed  Statements of Cash Flows for the three and nine months ended September 30, 2005 and 2004, and cumulative from inception on July 16, 1998 through September
              30, 2005 ....................................................... 5

              Statement of Stockholders' equity for the period from
              July 16,1998 to September 30, 2005 (unaudited) ................. 6

              Notes to Financial Statements (unaudited)....................... 7

Item 2.       Plan of operation............................................... 7

Part II Other Information

Item 1. Legal Proceedings .................................................... 7

Item 2. Changes in Securities ................................................ 7

Item 6. Exhibits and Reports on Form 8-K ..................................... 7

Signatures ................................................................... 8

Certifications ............................................................... 9

                           FORESIGHT SPECIALISTS, INC
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS


                                                  September 30,    December 31,
                                                      2005            2004
                                                   ------------    ------------
                                                   (unaudited)
                                     ASSETS
                                     ------


 ASSETS                                            $       --      $       --
                                                   ============    ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES

       Accounts payable, Officers                  $     31,700    $     26,538
                                                   ------------    ------------


       Total Current Liabilities                         31,700          26,538
                                                   ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, par value $.001, 25,000,000
  shares authorized, 1,000,000 issued and
  outstanding                                             1,000           1,000
Paid in capital                                           1,800           1,800
(Deficit) accumulated during the development stage      (34,500)        (29,338)
                                                   ------------    ------------

Total Stockholders' Equity (Deficit)                    (31,700)        (26,538)
                                                   ------------    ------------

                                                   $       --      $       --
                                                   ============    ============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                           FORESIGHT SPECIALISTS, INC
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                             Cumulative
                                                                                               from
                                                                                              July 16,
                                                                                               1998
                                       Three Months Ended          Nine Months Ended        (Inception)
                                         September 30,                  September                to
                                --------------------------    --------------------------    September 30,
                                    2005           2004           2005           2004           2005
                                -----------    -----------    -----------    -----------    -------------

REVENUES                        $      --      $      --      $      --      $      --      $        --
                                -----------    -----------    -----------    -----------    -------------

EXPENSES
   General and administrative         1,416          1,416          5,162          5,134           34,500
                                -----------    -----------    -----------    -----------    -------------

   Total expenses                     1,416          1,416          5,162          5,134           34,500
                                -----------    -----------    -----------    -----------    -------------

NET (LOSS)                      $    (1,416)   $    (1,416)   $    (5,162)   $    (5,134)   $     (34,500)
                                ===========    ===========    ===========    ===========    =============

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
                                ===========    ===========    ===========    ===========

*  less than $.01 per share

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                           FORESIGHT SPECIALISTS, INC
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                Cumulative
                                                                                   from
                                                                                 July 16,
                                                                                   1998
                                                     Nine Months Ended         (Inception)
                                                       September 30,                to
                                              ----------------------------     September 30,
                                                   2005           2004            2005
                                              ------------    ------------    ------------
OPERATING ACTIVITIES
         Net (loss) from operations           $     (5,162)   $     (5,134)   $    (34,500)
                                              ------------    ------------    ------------

NET CASH (USED BY) OPERATING ACTIVITIES             (5,162)         (5,134)        (34,500)
                                              ------------    ------------    ------------

FINANCING ACTIVITIES
         Shareholder advances                        5,162           5,134          31,700
         Proceeds from sale of common stock                                          2,800
                                              ------------    ------------    ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES            5,162           5,134          34,500
                                              ------------    ------------    ------------

NET INCREASE IN CASH                                  --              --              --

CASH, BEGINNING OF PERIOD                                                             --
                                              ------------    ------------    ------------

CASH, END OF PERIOD                           $       --      $       --      $       --
                                              ============    ============    ============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                           FORESIGHT SPECIALISTS, INC
                         ( a Development Stage Company)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                          (Deficit)
                                                                         Accumulated
                                        Common Stock                     During the
                                 ------------------------      Paid-in   Development
                                   Shares        Amount       Capital        Stage         Total
                                 ----------    ----------    ----------   ----------    ----------
Balances, at inception                 --      $     --      $     --     $     --      $     --
July 16, 1998:
Proceeds from sale of common
  stock at $.01 per share           200,000           200         1,800                      2,000
Proceeds from sale of common
  stock at par value $.001          800,000           800                                      800
  Net (loss) for the period                                                   (2,385)       (2,385)
                                 ----------    ----------    ----------   ----------    ----------

Balances, December 31, 1998       1,000,000         1,000         1,800       (2,385)          415
  Net (loss) for the year                                                     (2,985)       (2,985)
                                 ----------    ----------    ----------   ----------    ----------

Balances, December 31, 1999       1,000,000         1,000         1,800       (5,370)       (2,570)
  Net (loss) for the year                                                     (2,985)       (2,985)
                                 ----------    ----------    ----------   ----------    ----------

Balances, December 31, 2000       1,000,000         1,000         1,800       (8,355)       (5,555)
  Net (loss) for the year                                                     (5,685)       (5,685)
                                 ----------    ----------    ----------   ----------    ----------

Balances, December 31, 2001       1,000,000         1,000         1,800      (14,040)      (11,240)
  Net (loss) for the year                                                     (4,335)       (4,335)
                                 ----------    ----------    ----------   ----------    ----------

Balances, December 31, 2002       1,000,000         1,000         1,800      (18,375)      (15,575)
  Net (loss) for the year                                                     (4,358)       (4,358)
                                 ----------    ----------    ----------   ----------    ----------

Balances, December 31, 2003       1,000,000    $    1,000    $    1,800   $  (22,733)   $  (19,933)
  Net (loss) for the year                                                     (6,605)       (6,605)
                                 ----------    ----------    ----------   ----------    ----------

Balances, December 31, 2004       1,000,000    $    1,000    $    1,800   $  (29,338)   $  (26,538)
(unaudited)
  Net (loss) for nine months                                                  (5,162)       (5,162)
                                 ----------    ----------    ----------   ----------    ----------

Balances,
September 30, 2005 (unaudited)    1,000,000    $    1,000    $    1,800   $  (34,500)   $  (31,700)
                                 ==========    ==========    ==========   ==========    ==========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                           FORESIGHT SPECIALISTS INC.
                          (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                  (unaudited)


Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of September 30, 2005 and the results of its operations for the three and nine months ended September 30, 2005, and cash flows for the nine months ended September 30, 2005 have been made. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

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


FORESIGHT SPECIALISTS INC.
(Registrant)

Date: November 10, 2005

By:/s/Kevin Ericksteen
----------------------------
Kevin Ericksteen
President and Director