Form 10QSB
period 2007-03-31
FORESIGHT SPECIALISTS INC
filed 2007-08-17
CIK 1140460

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007.

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

Yes ☒ No ☐

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of  March 31, 2007 was 1,000,000.

FORESIGHT SPECIALISTS, INC.
(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

		Page
Part I	Financial Information	3

Item 1.	Financial Statements:	3

	Condensed Balance Sheets March 31, 2007 (unaudited) and December 31, 2006	3

	Unaudited Condensed Statements of Operations for the three months ended March 31, 2007 and 2006, and cumulative from inception on July 16,1998 through March 31, 2007	4

	Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2007 and 2006, and cumulative from inception on July 16, 1998 through March 31, 2007	5

	Statement of Stockholders' Deficit for the period from July 16,1998 to March 31, 2007 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Plan of Operation	7

Part II	Other Information	7

Item 1.	Legal Proceedings	7

Item 2.	Changes in Securities	7

Item 6.	Exhibits and Reports on Form 8-K	7

	Signatures	8

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

FORESIGHT SPECIALISTS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(unaudited)
ASSETS

CURRENT ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable, related parties	$41,593	$39,864

Total Current Liabilities	41,593	39,864

STOCKHOLDERS' DEFICIT

Common stock, par value $.001, 25,000,000
shares authorized, 1,000,000 issued and
outstanding	1,000	1,000
Paid in capital	1,800	1,800
Accumulated deficit during the development stage	(44,393)	(42,664)

Total Stockholders' accumulated Deficit	(41,593)	(39,864)

	$-	$-

SEE ACCOMPANYING NOTES TO FINANCIAL STATMENTS

FORESIGHT SPECIALISTS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

			Cumulative
			from
			July 16,
			1998
	For The Three Months Ended		(Inception)
	March 31,		to
	2007	2006	March 31, 2007

REVENUES	$-	$-	$-

EXPENSES
General and administrative	1,729	2,688	44,393

Total expenses	1,729	2,688	44,393

NET (LOSS)	$(1,729)	$(2,688)	$(44,393)

NET (LOSS) PER SHARE	*	*

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	1,000,000	1,000,000

* less than $ (0.01) per share

SEE ACCOMPANYING NOTES TO FINANCIAL STATMENTS

FORESIGHT SPECIALISTS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Cumulative
			from
			July 16,
			1998
	For The Three Months Ended		(Inception)
	March 31,		to
	2007	2006	March 31, 2007

OPERATING ACTIVITIES
Net (loss) from operations	$(1,729)	$(2,688)	$(44,393)

NET CASH (USED BY) OPERATING ACTIVITIES	(1,729)	(2,688)	(44,393)

FINANCING ACTIVITIES
Accounts payable, related parties	1,729	2,688	41,593
Proceeds from sale of common stock	-	-	2,800

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,729	2,688	44,393

NET INCREASE IN CASH	(0)	(0)	-

CASH, BEGINNING OF PERIOD	-	-	-

CASH, END OF PERIOD	$(0)	$(0)	$-

SEE ACCOMPANYING NOTES TO FINANCIAL STATMENTS

FORESIGHT SPECIALISTS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF STOCKHOLDERS' DEFICIT

				Accumulated Deficit
				During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balances, at inception	-	$-	$-	$-	$-
July 16, 1998:
Proceeds from sale of common
stock at $.01 per share	200,000	200	1,800		2,000
Proceeds from sale of common
stock at par value $.001	800,000	800			800
Net (loss) for the period				(2,385)	(2,385)

Balances, December 31, 1998	1,000,000	1,000	1,800	(2,385)	415
Net (loss) for the year				(2,985)	(2,985)

Balances, December 31, 1999	1,000,000	1,000	1,800	(5,370)	(2,570)
Net (loss) for the year				(2,985)	(2,985)

Balances, December 31, 2000	1,000,000	1,000	1,800	(8,355)	(5,555)
Net (loss) for the year				(5,685)	(5,685)

Balances, December 31, 2001	1,000,000	1,000	1,800	(14,040)	(11,240)
Net (loss) for the year				(4,335)	(4,335)

Balances, December 31, 2002	1,000,000	1,000	1,800	(18,375)	(15,575)
Net (loss) for the year				(4,358)	(4,358)

Balances, December 31, 2003	1,000,000	1,000	1,800	(22,733)	(19,933)
Net (loss) for the year				(6,605)	(6,605)

Balances, December 31, 2004	1,000,000	1,000	1,800	(29,338)	(26,538)

Net (loss) for the year				(6,590)	(6,590)

Balances, December 31, 2005	1,000,000	1,000	1,800	(35,928)	(33,128)

Net (loss) for the year				(6,736)	(6,736)

Balances, December 31, 2006	1,000,000	1,000	1,800	(42,664)	(39,864)
(unaudited)
Net (loss) for the three months				(1,729)	(1,729)

Balances, March 31, 2007 (unaudited)	1,000,000	$1,000	$1,800	$(44,393)	$(41,593)

SEE ACCOMPANYING NOTES TO FINANCIAL STATMENTS

FORESIGHT SPECIALISTS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of March 31, 2007 and the results of its operations and cash flows for the three months ended March 31, 2007 and 2006 have been made.  Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Form 10-KSB for the year ended December 31, 2006.

Note 2. Going Concern

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Certificate of CEO as Required by Rule 13a-14(a)/15d-14
31.2	Certificate of CFO as Required by Rule 13a-14(a)/15d-14
32.1	Certificate of CEO & CFO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

(b) Reports on Form 8-K

Form 8K filed 05-16-2007
Form 8K filed 06-15-2007

SIGNATURE

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereto duly authorized.

FORESIGHT SPECIALISTS, INC.
(Registrant)

Date: July 23, 2007

By:/s/Kevin Ericksteen
Kevin Ericksteen
President and Director